Form 10-Q
period 2026-09-30
EQT Corp
filed 2026-10-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of October 20, 2026: 625,549

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,507,808	$1,677,617	$6,557,757	$5,622,843
Gain (loss) on derivatives	100,287	135,784	(93,342)	176,829
Pipeline and other	162,299	145,170	494,655	456,468
Total operating revenues	1,770,394	1,958,571	6,959,070	6,256,140
Operating expenses:
Transportation and processing	370,791	377,133	1,156,147	1,144,458
Production	92,079	98,302	307,573	278,258
Operating and maintenance	60,376	60,302	175,464	161,582
Purchased commodities	8,183	—	8,183	—
Selling, general and administrative	116,083	98,720	318,272	271,770
Depreciation, depletion and amortization	639,783	688,382	1,984,167	1,932,628
(Gain) loss on sale/exchange of long-lived assets	(2,893)	(5,623)	659	(2,402)
Impairment and expiration of leases	6,007	3,476	16,062	9,391
Other operating expenses	20,524	34,669	103,084	226,957
Total operating expenses	1,310,933	1,355,361	4,069,611	4,022,642
Operating income	459,461	603,210	2,889,459	2,233,498
Income from investments	(43,688)	(44,638)	(165,929)	(138,274)
Other income	(780)	(472)	(4,302)	(3,711)
Loss on debt extinguishment	18	1,909	29,887	19,478
Interest expense, net	72,152	109,929	244,381	333,166
Income before income taxes	431,759	536,482	2,785,422	2,022,839
Income tax expense	86,682	129,266	604,967	443,549
Net income	345,077	407,216	2,180,455	1,579,290
Less: Net income attributable to noncontrolling interests	66,386	71,354	203,110	217,142
Net income attributable to EQT Corporation	$278,691	$335,862	$1,977,345	$1,362,148

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	625,991	624,532	625,696	607,245
Net income attributable to EQT Corporation	$0.45	$0.54	$3.16	$2.24
Diluted (Note 10):
Weighted average common stock outstanding	629,172	628,324	628,992	611,427
Net income attributable to EQT Corporation	$0.44	$0.53	$3.14	$2.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands)
Net income	$345,077	$407,216	$2,180,455	$1,579,290
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax benefit (expense) of $38, $54, $(102) and $136	(16)	60	384	151
Comprehensive income	345,061	407,276	2,180,839	1,579,441
Less: Comprehensive income attributable to noncontrolling interests	66,386	71,354	203,110	217,142
Comprehensive income attributable to EQT Corporation	$278,675	$335,922	$1,977,729	$1,362,299

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,715	$110,795
Accounts receivable (less allowance for credit losses: $5,830 and $3,088)	725,938	1,457,959
Derivative instruments, at fair value	185,211	202,390
Prepaid expenses and other	120,636	124,007
Total current assets	1,110,500	1,895,151

Property, plant and equipment	50,113,651	48,472,497
Less: Accumulated depreciation and depletion	16,446,632	14,914,689
Net property, plant and equipment	33,667,019	33,557,808

Investments in unconsolidated entities	3,960,861	3,630,577
Net intangible assets	189,407	200,486
Goodwill	2,062,462	2,062,462
Other assets	451,610	446,390
Total assets	$41,441,859	$41,792,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$507,119
Accounts payable	1,138,859	1,367,431
Derivative instruments, at fair value	62,860	137,299
Accrued interest	82,657	137,505
Other current liabilities	285,515	335,487
Total current liabilities	1,569,891	2,484,841

Revolving credit facility borrowings	333,000	360,000
Senior notes	5,219,552	6,933,209
Deferred income taxes	4,048,587	3,472,010
Asset retirement obligations and other liabilities	1,251,527	1,182,666
Total liabilities	12,422,557	14,432,726

Equity:
Common stock, no par value, shares authorized: 1,280,000, shares issued: 625,547 and 624,076	19,560,596	19,517,761
Retained earnings	5,906,699	4,237,089
Accumulated other comprehensive loss	(1,789)	(2,173)
Total common shareholders' equity	25,465,506	23,752,677
Noncontrolling interests in consolidated subsidiaries	3,553,796	3,607,471
Total equity	29,019,302	27,360,148
Total liabilities and equity	$41,441,859	$41,792,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(Thousands)
Cash flows from operating activities:
Net income	$2,180,455	$1,579,290
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	576,339	446,674
Depreciation, depletion and amortization	1,984,167	1,932,628
Loss (gain) on sale/exchange of long-lived assets	659	(2,402)
Impairment and expiration of leases	16,062	9,391
Income from investments	(165,929)	(138,274)
Loss on debt extinguishment	29,887	19,478
Share-based compensation expense	67,659	43,824
Distributions from equity method investments	187,083	202,560
Other	16,468	7,836
Loss (gain) on derivatives	93,342	(176,829)
Net cash settlements paid on derivatives	(160,527)	(118,390)
Changes in other assets and liabilities:
Accounts receivable	732,853	296,345
Accounts payable	(238,941)	(4,487)
Income tax receivable and payable	16,050	97,378
Other current assets	6,534	42,697
Other items, net	(155,829)	(237,154)
Net cash provided by operating activities	5,186,332	4,000,565
Cash flows from investing activities:
Capital expenditures	(1,896,087)	(1,675,691)
Cash paid for acquisitions, net of cash acquired	(79,560)	(484,807)
Net cash received (paid) for sale/exchange of assets	450	(8,603)
Cash paid for acquisitions of additional interests in equity method investments	(216,209)	—
Capital contributions to equity method investments	(117,438)	(44,406)
Other investing activities	(2,221)	(10,388)
Net cash used in investing activities	(2,311,065)	(2,223,895)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	4,518,500	3,018,000
Repayment of revolving credit facility borrowings	(4,545,500)	(3,210,800)
Debt issuance costs	—	(9,623)
Repayment and retirement of debt	(2,237,944)	(905,698)
Net premiums paid on debt extinguishment	(22,649)	(29,507)
Dividends paid	(309,490)	(286,662)
Contribution from noncontrolling interests	98,357	—
Distributions to noncontrolling interests	(355,142)	(259,217)
Cash paid for taxes to net settle share-based incentive awards	(47,398)	(53,830)
Other financing activities	(6,081)	(5,690)
Net cash used in financing activities	(2,907,347)	(1,743,027)
Net change in cash and cash equivalents	(32,080)	33,643
Cash and cash equivalents at beginning of period	110,795	202,093
Cash and cash equivalents at end of period	$78,715	$235,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at July 1, 2025	598,812	$17,999,758	$3,425,732	$(2,230)	$3,674,590	$25,097,850
Comprehensive income, net of tax:
Net income			335,862		71,354	407,216
Other postretirement benefits liability adjustment, net of tax benefit of $54				60		60
Dividends ($0.1575 per share)			(98,458)			(98,458)
Share-based compensation plans	23	19,533				19,533
Olympus Energy Acquisition (Note 11)	25,229	1,471,365				1,471,365
Distributions to noncontrolling interests					(107,263)	(107,263)
Balance at September 30, 2025	624,064	$19,490,656	$3,663,136	$(2,170)	$3,638,681	$26,790,303

Balance at July 1, 2026	625,513	$19,529,362	$5,731,287	$(1,773)	$3,604,521	$28,863,397
Comprehensive income, net of tax:
Net income			278,691		66,386	345,077
Other postretirement benefits liability adjustment, net of tax benefit of $38				(16)		(16)
Dividends ($0.165 per share)			(103,279)			(103,279)
Share-based compensation plans	34	31,234				31,234
Distributions to noncontrolling interests					(117,111)	(117,111)
Balance at September 30, 2026	625,547	$19,560,596	$5,906,699	$(1,789)	$3,553,796	$29,019,302

For all periods presented, there were 3 million preferred shares authorized and no preferred shares issued or outstanding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2025	596,870	$18,014,711	$2,585,238	$(2,321)	$3,680,508	$24,278,136
Comprehensive income, net of tax:
Net income			1,362,148		217,142	1,579,290
Other postretirement benefits liability adjustment, net of tax benefit of $136				151		151
Dividends ($0.4725 per share)			(284,250)			(284,250)
Share-based compensation plans	1,965	4,205				4,205
Olympus Energy Acquisition (Note 11)	25,229	1,471,365				1,471,365
Distributions to noncontrolling interests					(259,217)	(259,217)
Other		375			248	623
Balance at September 30, 2025	624,064	$19,490,656	$3,663,136	$(2,170)	$3,638,681	$26,790,303

Balance at January 1, 2026	624,076	$19,517,761	$4,237,089	$(2,173)	$3,607,471	$27,360,148
Comprehensive income, net of tax:
Net income			1,977,345		203,110	2,180,455
Other postretirement benefits liability adjustment, net of tax expense of $(102)				384		384
Dividends ($0.495 per share)			(307,735)			(307,735)
Share-based compensation plans	1,471	42,835				42,835
Contribution from noncontrolling interests					98,357	98,357
Distributions to noncontrolling interests					(355,142)	(355,142)
Balance at September 30, 2026	625,547	$19,560,596	$5,906,699	$(1,789)	$3,553,796	$29,019,302

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

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the Company's financial position as of September 30, 2026 and December 31, 2025, results of operations and changes in equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025.

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

	Nine Months Ended September 30,
	2026	2025

	(Thousands)
Cash paid (received) during the period for:
Interest, net of amount capitalized	$285,718	$355,666
Income taxes, net	9,930	(79,001)

Non-cash activity during the period for:
Right-of-use assets obtained in exchange for lease liabilities	$82,816	$20,322
Increase in asset retirement costs and obligations	26,633	22,267
Capitalization of non-cash equity share-based compensation	22,573	14,211
Investments in unconsolidated entities	6,015	17,981
Issuance of EQT common stock as consideration for acquisition (Note 11)	—	1,471,365

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Standards.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), to exclude from the scope of derivative accounting certain contracts with underlyings based on the operations or activities of one of the contracting parties. The amendments also clarify the accounting for share-based non-cash consideration received from a customer in a revenue contract. The Company early adopted ASU 2025-07 effective January 1, 2026 on a prospective basis. The Company's adoption of both the derivative scope refinements and the share-based non-cash consideration amendments did not result in a cumulative-effect adjustment to opening retained earnings and did not have an effect on the Company's consolidated financial statements.

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

Cash and cash equivalents, debt, income taxes, amounts related to the Company's corporate function and other items managed on a consolidated basis as well as items related to the Company's downstream liquefied propane gas business, new ventures and energy transition initiatives have not been allocated to the Company's reportable segments. These items are presented as "Other."

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

	Three Months Ended September 30, 2026
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,516,267	$—	$—	$1,516,267	$(8,459)	$1,507,808
Gain (loss) on derivatives	104,913	—	—	104,913	(4,626)	100,287
Pipeline and other	8,998	331,728	130,046	470,772	(308,473)	162,299
Total operating revenues	1,630,178	331,728	130,046	2,091,952	(321,558)	1,770,394
Operating expenses (a):
Transportation and processing	688,089	—	—	688,089	(317,298)	370,791
Production	92,079	—	—	92,079	—	92,079
Operating and maintenance	—	40,682	17,870	58,552	1,824	60,376
Purchased commodities	—	—	—	—	8,183	8,183
Selling, general and administrative	62,217	26,169	8,246	96,632	19,451	116,083
Depreciation, depletion and amortization	549,962	56,382	26,110	632,454	7,329	639,783
Gain on sale/exchange of long-lived assets	(2,868)	(9)	—	(2,877)	(16)	(2,893)
Impairment and expiration of leases	6,007	—	—	6,007	—	6,007
Other operating expenses	15,052	39	—	15,091	5,433	20,524
Total operating expenses	1,410,538	123,263	52,226	1,586,027	(275,094)	1,310,933
Operating income (loss)	$219,640	$208,465	$77,820	$505,925	$(46,464)	$459,461

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30, 2025
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,677,617	$—	$—	$1,677,617	$—	$1,677,617
Gain on derivatives	135,784	—	—	135,784	—	135,784
Pipeline and other	2,365	321,152	136,713	460,230	(315,060)	145,170
Total operating revenues	1,815,766	321,152	136,713	2,273,631	(315,060)	1,958,571
Operating expenses (a):
Transportation and processing	691,517	—	—	691,517	(314,384)	377,133
Production	98,302	—	—	98,302	—	98,302
Operating and maintenance	—	44,519	15,783	60,302	—	60,302
Selling, general and administrative	58,579	15,750	8,728	83,057	15,663	98,720
Depreciation, depletion and amortization	601,553	53,642	26,815	682,010	6,372	688,382
Gain on sale/exchange of long-lived assets	(5,589)	(12)	—	(5,601)	(22)	(5,623)
Impairment and expiration of leases	3,476	—	—	3,476	—	3,476
Other operating expenses	(2,409)	4,624	—	2,215	32,454	34,669
Total operating expenses	1,445,429	118,523	51,326	1,615,278	(259,917)	1,355,361
Operating income (loss)	$370,337	$202,629	$85,387	$658,353	$(55,143)	$603,210

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2026
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$6,566,216	$—	$—	$6,566,216	$(8,459)	$6,557,757
Loss on derivatives	(88,716)	—	—	(88,716)	(4,626)	(93,342)
Pipeline and other	22,750	1,008,031	432,663	1,463,444	(968,789)	494,655
Total operating revenues	6,500,250	1,008,031	432,663	7,940,944	(981,874)	6,959,070
Operating expenses (a):
Transportation and processing	2,133,775	—	—	2,133,775	(977,628)	1,156,147
Production	307,573	—	—	307,573	—	307,573
Operating and maintenance	—	129,895	43,745	173,640	1,824	175,464
Purchased commodities	—	—	—	—	8,183	8,183
Selling, general and administrative	179,293	66,267	24,285	269,845	48,427	318,272
Depreciation, depletion and amortization	1,721,133	168,331	74,813	1,964,277	19,890	1,984,167
(Gain) loss on sale/exchange of long-lived assets	(33)	(9)	725	683	(24)	659
Impairment and expiration of leases	16,062	—	—	16,062	—	16,062
Other operating expenses	87,148	74	2,250	89,472	13,612	103,084
Total operating expenses	4,444,951	364,558	145,818	4,955,327	(885,716)	4,069,611
Operating income (loss)	$2,055,299	$643,473	$286,845	$2,985,617	$(96,158)	$2,889,459

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2025
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$5,622,843	$—	$—	$5,622,843	$—	$5,622,843
Gain on derivatives	176,829	—	—	176,829	—	176,829
Pipeline and other	5,919	976,734	417,567	1,400,220	(943,752)	456,468
Total operating revenues	5,805,591	976,734	417,567	7,199,892	(943,752)	6,256,140
Operating expenses (a):
Transportation and processing	2,086,256	—	—	2,086,256	(941,798)	1,144,458
Production	278,258	—	—	278,258	—	278,258
Operating and maintenance	—	121,425	40,157	161,582	—	161,582
Selling, general and administrative	153,957	44,068	26,254	224,279	47,491	271,770
Depreciation, depletion and amortization	1,685,965	157,098	72,750	1,915,813	16,815	1,932,628
(Gain) loss on sale/exchange of long-lived assets	(2,717)	(12)	349	(2,380)	(22)	(2,402)
Impairment and expiration of leases	9,391	—	—	9,391	—	9,391
Other operating expenses	25,248	14,920	(536)	39,632	187,325	226,957
Total operating expenses	4,236,358	337,499	138,974	4,712,831	(690,189)	4,022,642
Operating income (loss)	$1,569,233	$639,235	$278,593	$2,487,061	$(253,563)	$2,233,498

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of total segment operating income to consolidated income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands)
Total segment operating income	$505,925	$658,353	$2,985,617	$2,487,061
Less:
Intersegment eliminations	8,459	686	8,459	2,075
Unallocated amounts:
Loss on derivatives	4,626	—	4,626	—
Other revenues	(8,825)	(10)	(8,839)	(121)
Operating and maintenance	1,824	—	1,824	—
Purchased commodities	8,183	—	8,183	—
Selling, general and administrative	19,451	15,663	48,427	47,491
Depreciation and amortization	7,329	6,372	19,890	16,815
Gain on sale/exchange of long-lived assets	(16)	(22)	(24)	(22)
Other operating expenses (a)	5,433	32,454	13,612	187,325
Income from investments (b)	(43,688)	(44,638)	(165,929)	(138,274)
Other income	(780)	(472)	(4,302)	(3,711)
Loss on debt extinguishment	18	1,909	29,887	19,478
Interest expense, net	72,152	109,929	244,381	333,166
Income before income taxes	$431,759	$536,482	$2,785,422	$2,022,839

(a)For the three months ended September 30, 2025, unallocated other operating expenses consisted primarily of transaction costs related to the Olympus Energy Acquisition (defined in Note 11) and costs related to the Company's new ventures and energy transition initiatives. In addition, for the nine months ended September 30, 2025, unallocated other operating expenses included expense, net of insurance recoveries, related to a securities class action settlement.
(b)Income from investments included equity earnings from the Company's investment in the MVP Joint Venture of $44.7 million and $42.9 million for the three months ended September 30, 2026 and 2025, respectively, and $145.9 million and $108.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Total segment assets. The following table presents information about segment assets. The Company's investment in the MVP Joint Venture is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets.

	Upstream	Gathering	Transmission	Total Segment

	(Thousands)
September 30, 2026
Investment in the MVP Joint Venture	$—	$—	$3,818,891	$3,818,891
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	23,321,140	8,909,675	2,822,864	35,053,679
Total assets	$23,321,140	$8,909,675	$7,873,538	$40,104,353

September 30, 2025
Investment in the MVP Joint Venture	$—	$—	$3,481,773	$3,481,773
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	23,641,401	8,601,123	2,896,820	35,139,344
Total assets	$23,641,401	$8,601,123	$7,610,376	$39,852,900

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reconciliation of total segment assets to consolidated total assets.

	September 30,
	2026	2025

	(Thousands)
Total segment assets	$40,104,353	$39,852,900
Intersegment eliminations	(203,958)	(246,454)
Unallocated amounts:
Cash and cash equivalents	78,715	235,736
Other property, plant and equipment, at cost less accumulated depreciation	212,960	109,136
Goodwill	830,679	830,679
Other	419,110	413,293
Total assets	$41,441,859	$41,195,290

Total segment capital expenditures. The following table presents information about segment capital expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands)
Upstream	$457,956	$490,874	$1,429,637	$1,349,069
Gathering	151,152	104,998	414,192	263,185
Transmission	5,447	13,000	24,380	35,918
Total segment capital expenditures	614,555	608,872	1,868,209	1,648,172
Other corporate items	23,209	9,021	43,649	20,724
Total capital expenditures	$637,764	$617,893	$1,911,858	$1,668,896

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands)
Revenues from contracts with customers:
Upstream sales
Natural gas	$1,346,005	$1,514,172	$6,024,670	$5,103,327
NGLs	144,954	139,326	454,969	458,246
Oil	25,308	24,119	86,577	61,270
Sales of natural gas, NGLs and oil	1,516,267	1,677,617	6,566,216	5,622,843

Gathering pipeline revenue
Firm reservation fees	179,724	144,259	513,836	480,547
Volumetric-based fees	152,004	176,893	494,195	496,187
Total Gathering pipeline revenue	331,728	321,152	1,008,031	976,734

Transmission pipeline revenue
Firm reservation fees	106,404	101,914	339,251	316,301
Volumetric-based fees	23,642	34,799	93,412	101,266
Total Transmission pipeline revenue	130,046	136,713	432,663	417,567

Intersegment eliminations	(325,757)	(315,070)	(986,087)	(943,873)
Other revenues	8,825	10	8,839	121
Total revenues from contracts with customers (a)	1,661,109	1,820,422	7,029,662	6,073,392

Other sources of revenue:
Gain (loss) on derivatives	100,287	135,784	(93,342)	176,829
Other revenues	8,998	2,365	22,750	5,919
Total other sources of revenue	109,285	138,149	(70,592)	182,748

Total operating revenues	$1,770,394	$1,958,571	$6,959,070	$6,256,140

(a)For revenue from contracts with customers for which the Company had satisfied its performance obligations and held an unconditional right to consideration, the Company recorded accounts receivable of $530.8 million and $1,159.0 million as of September 30, 2026 and December 31, 2025, respectively.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Summary of remaining performance obligations. The following table summarizes the transaction price allocated to the Company's remaining obligations on all contracts with fixed consideration as of September 30, 2026.

	2026 (a)	2027	2028	2029	2030	Thereafter	Total

	(Thousands)
Upstream natural gas sales	$7,887	$13,648	$3,973	$—	$—	$—	$25,508

Gathering firm reservation fee revenue:
Third-party	22,560	86,615	86,260	86,260	86,260	288,112	656,067
Affiliate	25,464	101,508	97,701	97,701	103,978	1,403,698	1,830,050
Total	48,024	188,123	183,961	183,961	190,238	1,691,810	2,486,117

Gathering revenues from MVCs:
Third-party	25,530	96,894	87,869	76,187	66,445	149,334	502,259
Affiliate	103,571	410,929	412,049	410,930	408,322	1,634,128	3,379,929
Total	129,101	507,823	499,918	487,117	474,767	1,783,462	3,882,188

Transmission firm reservation fee revenue:
Third-party	51,749	178,560	172,626	169,923	166,411	661,778	1,401,047
Affiliate	66,041	262,637	260,777	260,445	260,445	1,704,604	2,814,949
Total	117,790	441,197	433,403	430,368	426,856	2,366,382	4,215,996

Other revenues	2,664	4,358	—	—	—	—	7,022
Total remaining performance obligations	$305,466	$1,155,149	$1,121,255	$1,101,446	$1,091,861	$5,841,654	$10,616,831

(a)October 1 through December 31.

As of September 30, 2026, based on total projected contractual revenues, the Company's firm gathering contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 12 years for affiliate contracts.

As of September 30, 2026, based on total projected contractual revenues, the Company's firm transmission and storage contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 12 years for affiliate contracts.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,000 billion cubic feet (Bcf) of natural gas and 4,605 thousand barrels (Mbbl) of NGLs as of September 30, 2026 and approximately 945 Bcf of natural gas and 4,022 Mbbl of NGLs as of December 31, 2025. The open positions at both September 30, 2026 and December 31, 2025 had maturities extending through December 2030.

Certain of the Company's OTC derivative instrument contracts provide that, if EQT's long-term debt securities' credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's long-term debt securities' credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of September 30, 2026, EQT's senior notes (i.e., its long-term debt securities) were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features in a net liability position was $4.2 million and $4.4 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both September 30, 2026 and December 31, 2025, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of September 30, 2026 and December 31, 2025, there was $25.3 million and $36.8 million, respectively, of such deposits recorded as a current asset in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
September 30, 2026
Asset derivative instruments, at fair value	$185,211	$(37,600)	$—	$147,611
Liability derivative instruments, at fair value	62,860	(37,600)	(25,260)	—

December 31, 2025
Asset derivative instruments, at fair value	$202,390	$(79,250)	$—	$123,140
Liability derivative instruments, at fair value	137,299	(79,250)	(36,810)	21,239

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

Exchange traded commodity swaps have Level 1 inputs. The fair value of the commodity swaps with Level 2 inputs is based on standard industry income approach models that use significant observable inputs, including, but not limited to, NYMEX natural gas forward curves, Secured Overnight Financing Rate (SOFR) based discount rates, basis forward curves and NGLs forward curves. The Company's collars and options are valued using standard industry income approach option models. The significant observable inputs used by the option pricing models include NYMEX forward curves, natural gas volatilities and SOFR-based discount rates.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
September 30, 2026
Asset derivative instruments, at fair value	$185,211	$18,012	$167,199	$—
Liability derivative instruments, at fair value	62,860	16,860	46,000	—

December 31, 2025
Asset derivative instruments, at fair value	$202,390	$43,200	$159,190	$—
Liability derivative instruments, at fair value	137,299	39,164	98,135	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of September 30, 2026 and December 31, 2025, the Company's senior notes had a fair value of approximately $5.2 billion and $7.7 billion, respectively, and a carrying value of approximately $5.2 billion and $7.4 billion, respectively, inclusive of any current portion. See Note 7 for further discussion of the Company's debt.

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

6. Income Taxes

For the nine months ended September 30, 2026 and 2025, the Company calculated its provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Any refinements to prior period taxes made in the current period due to new information are reflected as adjustments in the current period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2026.

The Midstream Joint Venture and Eureka Midstream Holdings, LLC (Eureka Holdings) are treated as partnerships for tax purposes. As a result, income attributable to noncontrolling interests is included in pre-tax income but not subject to income tax expense, which impacts the Company's effective tax rate.

For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense at an effective tax rate of 21.7% and 21.9%, respectively. The Company's effective tax rate for the nine months ended September 30, 2026 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes net of valuation allowances, partly offset by income attributable to noncontrolling interests. The Company's effective tax rate for the nine months ended September 30, 2025 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes, partly offset by income attributable to noncontrolling interests and excess tax benefits from share-based payments.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Debt

The table below summarizes the Company's outstanding debt.

	September 30, 2026		December 31, 2025
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
EQT's revolving credit facility maturing July 23, 2030	$63,000	$63,000	$75,000	$75,000
Eureka's revolving credit facility maturing November 13, 2027	270,000	270,000	285,000	285,000
EQT's senior notes and debentures:
3.125% notes due May 15, 2026	—	—	392,915	392,409
7.75% debentures due July 15, 2026	—	—	115,000	114,710
6.500% notes due July 1, 2027	—	—	344,921	346,255
3.900% notes due October 1, 2027	533,809	533,314	936,158	934,640
5.700% notes due April 1, 2028	500,000	496,603	500,000	494,905
5.500% notes due July 15, 2028	45,225	45,133	45,225	45,060
5.00% notes due January 15, 2029	318,494	316,946	318,494	316,448
4.50% notes due January 15, 2029	299,560	292,255	734,583	710,802
6.375% notes due April 1, 2029	48,989	49,405	596,725	602,840
7.000% notes due February 1, 2030 (b)	674,800	672,729	674,800	672,263
7.500% notes due June 1, 2030	494,086	517,965	494,086	522,749
4.75% notes due January 15, 2031	1,090,218	1,050,961	1,090,218	1,044,098
3.625% notes due May 15, 2031	435,165	432,004	435,165	431,496
5.750% notes due February 1, 2034	750,000	744,184	750,000	743,589
6.500% notes due July 15, 2048	67,196	68,053	67,196	68,064
Total debt	5,590,542	5,552,552	7,855,486	7,800,328
Less: Current portion of debt (c)	—	—	507,915	507,119
Long-term debt	$5,590,542	$5,552,552	$7,347,571	$7,293,209

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
(c)As of December 31, 2025, the current portion of debt included EQT's 3.125% senior notes and 7.75% debentures.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the nine months ended September 30, 2026.

Debt Tranche	Principal	Premiums Paid (Discounts Received)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
6.500% notes due July 1, 2027 (a)	$344,921	$5,695	$5,293	$355,909
3.900% notes due October 1, 2027 (b)	402,349	(2,350)	7,628	407,627
4.50% notes due January 15, 2029 (b)	435,023	(309)	3,861	438,575
6.375% notes due April 1, 2029 (b)	547,736	17,550	16,974	582,260
3.125% notes due May 15, 2026 (c)	392,915	—	6,139	399,054
7.75% debentures due July 15, 2026 (c)	115,000	—	4,456	119,456
Total	$2,237,944	$20,586	$44,351	$2,302,881

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

As of both September 30, 2026 and December 31, 2025, the Company had approximately $2 million of letters of credit outstanding under EQT's revolving credit facility.

During the three months ended September 30, 2026 and 2025, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $616 million and $283 million, respectively, the average daily balance was approximately $283 million and $88 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.3% and 5.9%, respectively. During the nine months ended September 30, 2026 and 2025, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $616 million and $566 million, respectively, the average daily balance was approximately $180 million and $120 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.3% and 5.9%, respectively. For all periods presented, EQT incurred commitment fees of 20 basis points on the undrawn portion of its revolving credit facility.

As of September 30, 2026, EQT was in compliance with all provisions and covenants of the credit agreement governing EQT's revolving credit facility.

Eureka's Revolving Credit Facility. Through its controlling interest in Eureka Holdings, the Company consolidates Eureka's $400 million senior secured revolving credit facility.

As of both September 30, 2026 and December 31, 2025, Eureka had no letters of credit outstanding under its revolving credit facility.

During the three months ended September 30, 2026 and 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $272 million and $282 million, respectively, the average daily balance was approximately $270 million and $280 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.5% and 6.9%, respectively. During the nine months ended September 30, 2026 and 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $285 million and $321 million, respectively, the average daily balance was approximately $274 million and $291 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.5% and 7.1%, respectively.

As of September 30, 2026, Eureka was in compliance with all provisions and covenants of the credit agreement governing Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
EQT's Commercial Paper Program. On October 7, 2026, EQT established a commercial paper program (the Commercial Paper Program) pursuant to which EQT may issue unsecured commercial paper notes (Commercial Paper Notes) in an aggregate principal amount outstanding at any time not to exceed $3.5 billion. The Commercial Paper Notes may have maturities of up to 397 days from the date of issuance and are expected to be sold at a discount from par or, if interest bearing, at par. The net proceeds of the issuances of the Commercial Paper Notes are expected to be used for general corporate purposes, including, but not limited to, funding working capital, capital expenditures, acquisitions and repayment of other indebtedness. EQT expects to use its revolving credit facility as a liquidity backstop for any issuance under the Commercial Paper Program, and EQT intends to maintain available capacity under its revolving credit facility in an amount at least equal to the aggregate principal amount of Commercial Paper Notes outstanding under the Commercial Paper Program. As of October 20, 2026, EQT had not issued any Commercial Paper Notes under the Commercial Paper Program.

8. Investments in Unconsolidated Entities

Equity Method Investments

The table below summarizes the Company's equity method investments.

	September 30, 2026		December 31, 2025
	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value

		(Thousands)		(Thousands)
MVP Joint Venture (a):
MVP A	53.2%	$3,266,104	49.3%	$3,097,754
MVP B	47.2%	146,063	47.2%	42,420
MVP C	53.2%	406,724	49.3%	374,629
Total MVP Joint Venture		3,818,891		3,514,803

Laurel Mountain Midstream, LLC (b)	31.0%	46,814	31.0%	47,037
Other		47,246		35,724
Total		$3,912,951		$3,597,564

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

MVP A. Series A of the MVP Joint Venture (MVP A) was formed for the purpose of constructing and owning the Mountain Valley Pipeline (MVP Mainline). As of September 30, 2026, MVP A's members consisted of the Midstream Joint Venture and affiliates of each of NextEra Energy, Inc. (NextEra), AltaGas Ltd. (AltaGas), RGC Resources, Inc. (RGC) and VED NPI IV, LLC (Vega). See "MVP A and MVP C Interest Acquisitions" below for a discussion of changes in ownership interests that occurred during the first quarter of 2026.

MVP Mainline is a 303-mile long, 42-inch diameter natural gas interstate pipeline with a total capacity of 2.0 Bcf per day that spans from the Company's transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. MVP Mainline is in service and regulated by the FERC.

MVP B. Series B of the MVP Joint Venture (MVP B) was formed for the purpose of constructing and owning the MVP Southgate project (MVP Southgate). As of September 30, 2026, MVP B's members consisted of the Company and affiliates of NextEra, AltaGas and RGC.

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

Under the MVP Joint Venture's limited liability company agreement (the MVP LLC Agreement), the Company is required to provide performance assurance to fund its proportionate share of the construction budget for MVP Southgate. Under the MVP LLC Agreement, acceptable forms of performance assurance include a guarantee from the Company, a letter of credit or cash collateral. In July 2025, the Company issued a performance guarantee in favor of MVP B in the amount of $14.2 million. As a result of the FERC's March 23, 2026 authorization to proceed with construction of the MVP Southgate facilities in Virginia, the Company's existing performance guarantee was terminated and replaced with a new performance assurance equal to 33% of the Company's proportionate share of the remaining capital commitments under the most recently approved construction budget. Accordingly, in April 2026, the Company issued a new performance guarantee in favor of MVP B in the amount of $38.2 million. In October 2026, based on the remaining capital commitments, the Company's performance guarantee in favor of MVP B was reduced to $14.2 million.

MVP C. Series C of the MVP Joint Venture (MVP C) was formed on November 1, 2025 for the purpose of constructing and owning certain assets associated with the MVP Boost project (MVP Boost). As of September 30, 2026, MVP C's members consisted of the Company and affiliates of NextEra, AltaGas, RGC and Vega. See "MVP A and MVP C Interest Acquisitions" below for a discussion of changes in ownership interests that occurred during the first quarter of 2026.

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

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Investments in Equity Securities

The Investment Fund. The Company holds an investment in a fund (the Investment Fund) that invests in companies that develop technology and operating solutions for exploration and production companies. As of September 30, 2026 and December 31, 2025, the fair value of the Company's investment in the Investment Fund was approximately $46 million and $33 million, respectively, and is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company computes the fair value of the Company's investment in the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

9. Midstream Joint Venture

PipeBox LLC (the Midstream Joint Venture) is a consolidated subsidiary of the Company in which Blackstone Credit & Insurance (the BXCI Affiliate) holds a noncontrolling interest. As of September 30, 2026, the Midstream Joint Venture's assets included approximately 950 miles of FERC-regulated interstate pipelines, the Hammerhead Pipeline System (a gathering header pipeline that connects production in Pennsylvania and West Virginia to MVP Mainline and other interstate pipelines) and a 53.2% ownership interest in MVP A.

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

During the nine months ended September 30, 2026, the Midstream Joint Venture paid distributions of $355.1 million to the BXCI Affiliate. Distributions from the Midstream Joint Venture to the Company are eliminated in consolidation. As of September 30, 2026, the remaining amount required to achieve the Base Return was approximately $3.3 billion.

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

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic and diluted income available to shareholders	$278,691	$335,862	$1,977,345	$1,362,148

Weighted average common stock outstanding – Basic	625,991	624,532	625,696	607,245
Stock options, restricted stock and performance awards (a)	3,181	3,792	3,296	4,182
Weighted average common stock outstanding – Diluted	629,172	628,324	628,992	611,427

Income per share of common stock attributable to EQT Corporation:
Basic	$0.45	$0.54	$3.16	$2.24
Diluted	$0.44	$0.53	$3.14	$2.23

(a)Excludes securities that would have had an antidilutive effect on diluted income per share, which had a weighted average, in thousands, of 3,654 and 702 for the three months ended September 30, 2026 and 2025, respectively, and 2,099 and 615 for the nine months ended September 30, 2026 and 2025, respectively. Such antidilutive securities included the stock options described in Note 12, which have exercise prices exceeding the average stock price of EQT common stock.

11. Acquisitions

Range Merger

On October 25, 2026, EQT, EQT Holdings LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of EQT, Rhino Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of EQT (Merger Sub), and Rhino Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of EQT (LLC Sub), entered into an Agreement and Plan of Merger (the Merger Agreement) with Range Resources Corporation, a Delaware corporation (Range). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Range (the First Merger), with Range surviving as an indirect wholly owned subsidiary of EQT (the First Step Surviving Corporation), and as the second step in a single integrated transaction with the First Merger, the First Step Surviving Corporation will merge with and into LLC Sub (the Second Merger and, together with the First Merger, the Range Merger), with LLC Sub surviving the Second Merger as an indirect wholly owned subsidiary of EQT.

As a result of the Range Merger, except as otherwise provided in the Merger Agreement, among other things, each share of common stock, par value $0.01 per share, of Range (Range common stock) that is issued and outstanding immediately prior to the effective time of the First Merger (including Range restricted stock awards but excluding Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive, without interest, 0.987 shares of EQT common stock (with cash in lieu of fractional shares). It is currently expected that, upon closing of the Range Merger, EQT's existing shareholders will own approximately 73% of the combined company and Range's existing shareholders will own approximately 27% of the combined company on a fully diluted basis. Also upon closing of the Range Merger, two representatives from Range, including Range's current Chief Executive Officer and President, will join EQT's Board of Directors.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The transaction is currently expected to close during the first quarter of 2027 and is subject to the satisfaction or waiver of certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of Range common stock entitled to vote thereon, (ii) the approval of the issuance of the shares of EQT common stock in connection with the First Merger by a majority of the votes cast at the special meeting of EQT's shareholders to be held in connection with the Range Merger, (iii) there being no law, injunction, order or decree prohibiting consummation of the transaction and (iv) the expiration or termination of (a) all waiting periods (and any extensions thereof) applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) any commitment to, or any agreement with, any governmental entity to delay the consummation of the transaction or to not consummate the transaction before a certain date (such condition, the HSR Act Condition).

The Merger Agreement contains certain termination rights for both EQT and Range, including the right of either party, subject to certain limitations specified therein, to terminate the Merger Agreement if the First Merger is not consummated on or prior to October 25, 2027, which date will be automatically extended until April 25, 2028 if all of the conditions to closing, other than the condition relating to the absence of law, injunction, order or decree prohibiting consummation of the Range Merger or the HSR Act Condition, have been satisfied or waived. Upon termination of the Merger Agreement under certain circumstances specified therein, (i) Range will be required to pay EQT a termination fee equal to $423 million, and (ii) EQT will be required to pay Range a termination fee equal to $1,148 million.

Blackline Midstream Acquisition

On July 21, 2026, the Company completed its acquisition (the Blackline Midstream Acquisition) of all of the operating subsidiaries of Blackline Midstream, LLC, an owner and operator of liquefied propane gas storage, distribution and marine terminal facilities and associated assets on the Piscataqua River in Newington, New Hampshire and Providence, Rhode Island. The purchase price for the Blackline Midstream Acquisition was approximately $77 million, subject to customary post-closing purchase price adjustments. The majority of the purchase price was allocated to property, plant and equipment. The Company funded the consideration with borrowings under EQT's revolving credit facility.

Olympus Energy Acquisition

On July 1, 2025, the Company completed its acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC. The purchase price for the Olympus Energy Acquisition consisted of 25,229,166 shares of EQT common stock, with an aggregate value of approximately $1,471 million, and approximately $473 million in cash, each as adjusted pursuant to customary purchase price adjustments and final post-closing purchase price adjustments.

12. Share-Based Compensation Plans

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

The aggregate grant-date fair value of the awards was $73.6 million. During the three and nine months ended September 30, 2026, the Company recognized $4.9 million and $8.3 million, respectively, of compensation cost related to this grant. The Company expects to recognize $65.3 million of unrecognized compensation cost over a weighted average remaining period of 3.6 years.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including natural gas liquids (NGLs) and liquefied natural gas (LNG) volumes and sales; the projected volume and timing of LNG offtake and tolling commitments subject to final investment decisions; potential curtailments and the anticipated volume and duration thereof; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure projects; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational and organizational initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; pending and potential acquisitions or other strategic transactions, including the Range Merger (defined in Note 11 to the Condensed Consolidated Financial Statements), the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions, including our acquisition of all of the operating subsidiaries of Blackline Midstream, LLC; the amount and timing of any repayments, redemptions or repurchases of EQT common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, NGLs and oil; operational risks and hazards incidental to the gathering, transmission and storage of natural gas as well as unforeseen interruptions; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures or tariffs; risks associated with operating primarily in the Appalachian Basin; the ability to obtain environmental and other permits and the timing thereof; construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties related to the development and construction by us or our joint ventures of pipeline and storage facilities and transmission assets and the optimization of such assets; our ability to renew or replace expiring gathering, transmission or storage contracts at favorable rates on a long-term basis or at all; risks relating to our joint

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
venture arrangements; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; disruptions to our business due to recently completed or pending divestitures, acquisitions and other significant strategic transactions, including the Range Merger; and risks related to the Range Merger, including potential delays in consummating the potential transaction, including as a result of regulatory proceedings, the risk that our shareholders or Range Resources Corporation's (Range) shareholders do not approve the potential transaction, the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by us, our ability to integrate Range's operations in a successful manner and in the expected time period and the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period. These and other risks and uncertainties are described under the "Risk Factors" section and elsewhere in EQT's Annual Report on Form 10-K for the year ended December 31, 2025, and may be updated by other documents we subsequently file from time to time with the Securities and Exchange Commission (the SEC).

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent and Significant Events

Range Merger

On October 25, 2026, we entered into the Merger Agreement (defined in Note 11 to the Condensed Consolidated Financial Statements) with Range to effect the Range Merger. Pursuant to the Merger Agreement, each share of Range common stock will be converted into the right to receive, without interest, 0.987 shares of EQT common stock with cash in lieu of fractional shares. Consummation of the Range Merger is subject to the satisfaction or waiver of certain closing conditions, including regulatory approvals, approval by EQT's shareholders and approval by Range's shareholders. Range is a leading U.S. independent natural gas and NGL producer with operations focused in the Appalachian Basin and with acreage directly offsetting our core positions in both Southwest and Northeast Pennsylvania. See Note 11 to the Condensed Consolidated Financial Statements for more information on the Merger Agreement and the Range Merger.

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

Olympus Energy Acquisition

Beginning July 1, 2025, our financial results reflect our operation of the assets acquired in our acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Trends and Uncertainties

Commodity prices have been volatile thus far in 2026, and we expect commodity prices to continue to be volatile for the remainder of 2026 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical instability and tensions, including in the Middle East, Venezuela, Russia and Ukraine, and potential further imposition of domestic and foreign tariffs. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

In response to natural gas price volatility and to optimize in-basin pricing, we implement strategic production curtailments from time to time. During the third quarter of 2026, strategic production curtailments resulted in decreased sales volumes of approximately 21 billion cubic feet equivalent (Bcfe). Our sales volume guidance for the fourth quarter of 2026 includes approximately 10 Bcfe to 20 Bcfe of strategic production curtailments, subject to market conditions. Low natural gas prices or volatility in the natural gas market may result in further adjustments to our 2026 planned development schedule and/or adjustments to the development schedule of non-operated wells in which we have a working interest. We cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Adjustments to our 2026 planned development schedule or the development schedule of non-operated wells in which we have a working interest, including due to declines in natural gas prices, the pace of well completions, access to sand and water to conduct drilling operations, access to sufficient pipeline takeaway capacity, unscheduled downtime at processing facilities or otherwise, could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

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

Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended September 30, 2026 was approximately $279 million, $0.44 per diluted share, compared to approximately $336 million, $0.53 per diluted share, for the same period in 2025. The decrease was driven primarily by lower natural gas sales resulting from lower sales volume, as well as lower derivative gains, partly offset by lower production depletion expense, lower income tax expense and lower interest expense.

Net income attributable to EQT Corporation for the nine months ended September 30, 2026 was approximately $1,977 million, $3.14 per diluted share, compared to approximately $1,362 million, $2.23 per diluted share, for the same period in 2025. The increase was driven primarily by higher natural gas sales resulting from higher average sales price as well as lower interest expense and lower legal reserves, partly offset by a loss on derivatives in 2026 compared to a gain in 2025, higher income tax expense and higher depreciation and depletion expense.

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	544,536	595,642	1,722,847	1,666,421
NYMEX price ($/MMBtu)	$2.96	$3.07	$3.60	$3.37
Btu uplift	0.16	0.17	0.20	0.19
Natural gas price ($/Mcf)	$3.12	$3.24	$3.80	$3.56

Basis ($/Mcf) (a)	$(0.65)	$(0.70)	$(0.31)	$(0.50)
Cash settled basis swaps ($/Mcf)	0.01	0.02	(0.11)	(0.02)
Average differential, including cash settled basis swaps ($/Mcf)	(0.64)	(0.68)	(0.42)	(0.52)
Average adjusted price ($/Mcf)	2.48	2.56	3.38	3.04
Cash settled derivatives ($/Mcf)	0.12	0.10	0.02	(0.05)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.60	$2.66	$3.40	$2.99
Natural gas sales, including cash settled derivatives	$1,417,219	$1,586,374	$5,865,609	$4,987,247

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	21,025	23,650	62,334	66,997
Sales volume (Mbbl)	3,504	3,942	10,389	11,166
NGL price ($/Bbl)	$36.73	$31.82	$38.08	$37.12
Cash settled derivatives ($/Bbl)	(0.31)	0.70	(0.18)	(0.21)
Average NGL price, including cash settled derivatives ($/Bbl)	$36.42	$32.52	$37.90	$36.91
NGL sales, including cash settled derivatives	$127,636	$128,183	$393,789	$412,206
Ethane:
Sales volume (MMcfe) (b)	14,923	12,157	41,561	32,759
Sales volume (Mbbl)	2,488	2,026	6,927	5,460
Ethane price ($/Bbl)	$6.52	$6.86	$8.56	$8.01
Ethane sales	$16,223	$13,901	$59,312	$43,730
Oil:
Sales volume (MMcfe) (b)	2,318	2,946	8,233	7,196
Sales volume (Mbbl)	386	491	1,372	1,199
Oil price ($/Bbl)	$65.51	$49.12	$63.09	$51.09
Oil sales	$25,308	$24,119	$86,577	$61,270

Total liquids sales volume (MMcfe) (b)	38,266	38,753	112,128	106,952
Total liquids sales volume (Mbbl)	6,378	6,459	18,688	17,825
Total liquids sales	$169,167	$166,203	$539,678	$517,206

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,586,386	$1,752,577	$6,405,287	$5,504,453
Total sales volume (MMcfe)	582,802	634,395	1,834,975	1,773,373
Average realized price ($/Mcfe)	$2.72	$2.76	$3.49	$3.10

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

Upstream adjusted operating revenues (also referred to in this report as total natural gas and liquids sales, including cash settled derivatives) is presented because it is an important measure we use to evaluate period-to-period comparisons of earnings trends. Upstream adjusted operating revenues is defined as total Upstream operating revenues, less the revenue impact of changes in the fair value of Upstream derivative instruments prior to settlement and Upstream other revenues. We believe that Upstream adjusted operating revenues provides useful information to investors regarding our financial condition and results of operations because it helps facilitate comparisons of operating performance and earnings trends across periods. Upstream adjusted operating revenues reflects only the impact of settled Upstream derivative contracts; thus, the measure excludes the often-volatile revenue impact of changes in the fair value of derivative instruments prior to settlement. The measure also excludes Upstream other revenues, which consists of costs of, and recoveries on, pipeline capacity releases and other revenues, because it is unrelated to the revenue from our natural gas and liquids production.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Thousands, unless otherwise noted)
Total Upstream operating revenues	$1,630,178	$1,815,766	$6,500,250	$5,805,591
(Deduct) add:
Upstream (gain) loss on derivatives	(104,913)	(135,784)	88,716	(176,829)
Upstream net cash settlements received (paid) on derivatives (a)	70,119	74,960	(160,929)	(118,390)
Upstream other revenues	(8,998)	(2,365)	(22,750)	(5,919)
Upstream adjusted operating revenues, a non-GAAP financial measure	$1,586,386	$1,752,577	$6,405,287	$5,504,453

Total sales volume (MMcfe)	582,802	634,395	1,834,975	1,773,373
Average sales price ($/Mcfe)	$2.60	$2.64	$3.58	$3.17
Average realized price ($/Mcfe)	$2.72	$2.76	$3.49	$3.10

(a)Upstream net cash settlements received (paid) on derivatives are included in average realized price but may not be included in total Upstream operating revenues. For the three months ended September 30, 2026, Upstream net cash settlements received on derivatives consisted of net cash settlements received on NYMEX natural gas hedge positions of approximately $68 million and net cash settlements received on basis and liquids hedge positions of approximately $2 million. For the three months ended September 30, 2025, Upstream net cash settlements received on derivatives consisted of net cash settlements received on NYMEX natural gas hedge positions of approximately $59 million and net cash settlements received on basis and liquids hedge positions of approximately $16 million.

For the nine months ended September 30, 2026, Upstream net cash settlements paid on derivatives consisted of net cash settlements paid on basis and liquids hedge positions of approximately $191 million and net cash settlements received on NYMEX natural gas hedge positions of approximately $30 million. For the nine months ended September 30, 2025, Upstream net cash settlements paid on derivatives consisted of net cash settlements paid on NYMEX natural gas hedge positions of approximately $86 million and net cash settlements paid on basis and liquids hedge positions of approximately $32 million.

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

Cash and cash equivalents, debt, income taxes, amounts related to our corporate function and other items managed on a consolidated basis as well as items related to our downstream liquefied propane gas business, new ventures and energy transition initiatives have not been allocated to our reportable segments. These items are presented as "Other" and discussed under "Other Income Statement Items."

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Results of Operations

	Three Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	582,802	634,395	(51,593)	(8.1)
Average daily sales volume (MMcfe/d)	6,335	6,896	(561)	(8.1)
Average sales price ($/Mcfe)	$2.60	$2.64	$(0.04)	(1.5)

Operating revenues:
Sales of natural gas, NGLs and oil	$1,516,267	$1,677,617	$(161,350)	(9.6)
Gain on derivatives	104,913	135,784	(30,871)	(22.7)
Other revenues	8,998	2,365	6,633	280.5
Total operating revenues	1,630,178	1,815,766	(185,588)	(10.2)
Operating expenses:
Transportation and processing:
Gathering	50,215	39,786	10,429	26.2
Transmission	250,363	253,242	(2,879)	(1.1)
Processing	70,213	84,105	(13,892)	(16.5)
Transportation and processing to affiliate (a)	317,298	314,384	2,914	0.9
Total transportation and processing	688,089	691,517	(3,428)	(0.5)
Lease operating expense (LOE)	60,265	58,103	2,162	3.7
Production taxes	31,814	40,199	(8,385)	(20.9)
Selling, general and administrative	62,217	58,579	3,638	6.2
Production depletion	548,796	600,256	(51,460)	(8.6)
Other depreciation and depletion	1,166	1,297	(131)	(10.1)
Gain on sale/exchange of long-lived assets	(2,868)	(5,589)	2,721	(48.7)
Impairment and expiration of leases	6,007	3,476	2,531	72.8
Other operating expenses	15,052	(2,409)	17,461	(724.8)
Total operating expenses	1,410,538	1,445,429	(34,891)	(2.4)
Operating income	$219,640	$370,337	$(150,697)	(40.7)

Per Unit ($/Mcfe):
Gathering	$0.09	$0.06	$0.03	50.0
Transmission	0.43	0.40	0.03	7.5
Processing	0.12	0.13	(0.01)	(7.7)
Transportation and processing to affiliate (a)	0.54	0.50	0.04	8.0
LOE	0.10	0.09	0.01	11.1
Production taxes	0.05	0.06	(0.01)	(16.7)
Selling, general and administrative	0.11	0.09	0.02	22.2
Production depletion	0.94	0.95	(0.01)	(1.1)

(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales of Natural Gas, NGLs and Oil. Sales of natural gas, NGLs and oil decreased by approximately $161 million for the three months ended September 30, 2026 compared to the same period in 2025, reflecting decreases of approximately $136 million from decreased sales volumes and approximately $25 million from lower average sales price.

Sales volume decreased for the three months ended September 30, 2026 compared to the same period for 2025 due primarily to strategic production curtailments of 21 Bcfe as well as normal production declines that outpaced sales volumes from wells turned-in-line since the third quarter of 2025.

Average sales price decreased for the three months ended September 30, 2026 compared to the same period for 2025 due primarily to a lower NYMEX price, partly offset by a favorable basis differential and higher NGL prices.

Gain on Derivatives. For the three months ended September 30, 2026, we recognized a gain on derivatives of approximately $105 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $109 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis and liquids swaps of approximately $4 million. For the three months ended September 30, 2025, we recognized a gain on derivatives of approximately $136 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $266 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis and liquids swaps of approximately $130 million.

Gathering Expense. Gathering expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to higher volumes gathered by third parties from wells turned-in-line in the first quarter of 2026.

Processing Expense. Processing expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to decreased production of gas that requires processing.

Transportation and Processing Expense to Affiliate. Affiliate transportation and processing expense increased on an absolute basis for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to additional contracted capacity and higher rates under certain gas gathering agreements with our Gathering segment, partly offset by lower gathered volumes under certain gas gathering agreements with our Gathering segment. On a per Mcfe basis, affiliate transportation and processing expense increased due primarily to decreased sales volumes.

Production Depletion Expense. Production depletion expense decreased on an absolute basis for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to decreased sales volumes and a lower annual depletion rate.

Other Operating Expenses. Other operating expenses increased on an absolute basis for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to increased expense from changes in legal and environmental reserves, including from settlements.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	1,834,975	1,773,373	61,602	3.5
Average daily sales volume (MMcfe/d)	6,722	6,496	226	3.5
Average sales price ($/Mcfe)	$3.58	$3.17	$0.41	12.9

Operating revenues:
Sales of natural gas, NGLs and oil	$6,566,216	$5,622,843	$943,373	16.8
(Loss) gain on derivatives	(88,716)	176,829	(265,545)	(150.2)
Other revenues	22,750	5,919	16,831	284.4
Total operating revenues	6,500,250	5,805,591	694,659	12.0
Operating expenses:
Transportation and processing:
Gathering	164,020	132,700	31,320	23.6
Transmission	767,683	761,830	5,853	0.8
Processing	224,444	249,928	(25,484)	(10.2)
Transportation and processing to affiliate (a)	977,628	941,798	35,830	3.8
Total transportation and processing	2,133,775	2,086,256	47,519	2.3
LOE	176,814	151,695	25,119	16.6
Production taxes	130,759	126,563	4,196	3.3
Selling, general and administrative	179,293	153,957	25,336	16.5
Production depletion	1,717,621	1,682,395	35,226	2.1
Other depreciation and depletion	3,512	3,570	(58)	(1.6)
Gain on sale/exchange of long-lived assets	(33)	(2,717)	2,684	(98.8)
Impairment and expiration of leases	16,062	9,391	6,671	71.0
Other operating expenses	87,148	25,248	61,900	245.2
Total operating expenses	4,444,951	4,236,358	208,593	4.9
Operating income	$2,055,299	$1,569,233	$486,066	31.0

Per Unit ($/Mcfe):
Gathering	$0.09	$0.07	$0.02	28.6
Transmission	0.42	0.43	(0.01)	(2.3)
Processing	0.12	0.14	(0.02)	(14.3)
Transportation and processing to affiliate (a)	0.53	0.53	—	—
LOE	0.10	0.09	0.01	11.1
Production taxes	0.07	0.07	—	—
Selling, general and administrative	0.10	0.09	0.01	11.1
Production depletion	0.94	0.95	(0.01)	(1.1)

(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales of Natural Gas, NGLs and Oil. Sales of natural gas, NGLs and oil increased by approximately $943 million for the nine months ended September 30, 2026 compared to the same period in 2025, reflecting increases of approximately $748 million from higher average sales price and approximately $195 million from increased sales volumes.

Average sales price increased for the nine months ended September 30, 2026 compared to the same period for 2025 due primarily to a higher NYMEX price, a favorable basis differential and higher NGL prices.

Sales volume increased for the nine months ended September 30, 2026 compared to the same period for 2025 due primarily to a 96 Bcfe increase from the assets acquired in the Olympus Energy Acquisition and increases from well performance optimization, partly offset by strategic production curtailments of 25 Bcfe as well as normal production declines that outpaced sales volumes from wells turned-in-line in 2025 and 2026.

(Loss) Gain on Derivatives. For the nine months ended September 30, 2026, we recognized a loss on derivatives of approximately $89 million related primarily to decreases in the fair market value of our basis and liquids swaps of approximately $161 million, partly offset by increases in the fair market value of our NYMEX swaps and options of approximately $72 million due to decreases in NYMEX forward prices. For the nine months ended September 30, 2025, we recognized a gain on derivatives of approximately $177 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $165 million due to decreases in NYMEX forward prices and increases in the fair market value of our basis and liquids swaps of approximately $12 million.

Gathering Expense. Gathering expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher volumes gathered by third parties from wells turned-in-line in the first quarter of 2026.

Processing Expense. Processing expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to decreased production of gas that requires processing. In addition, on a per Mcfe basis, processing expense decreased due primarily to higher sales volume.

Transportation and Processing Expense to Affiliate. Affiliate transportation and processing expense increased on an absolute basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Olympus Energy Acquisition, partly offset by declining rate structures and lower gathered volumes under certain gas gathering agreements with our Gathering segment.

Lease Operating Expense. Lease operating expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to costs from the assets acquired in the Olympus Energy Acquisition as well as higher water operations and winter maintenance expenses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased on an absolute basis and per Mcfe basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs as well as higher personnel costs resulting from increased headcount.

Production Depletion Expense. Production depletion expense increased on an absolute basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher sales volumes, partly offset by a lower annual depletion rate.

Other Operating Expenses. Other operating expenses increased on an absolute basis for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to increased expense from changes in legal and environmental reserves, including from settlements.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gathering Results of Operations

	Three Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,824	5,624	200	3.6
Volumetric-based volumes (a)	4,274	5,088	(814)	(16.0)
Total gathered volume	10,098	10,712	(614)	(5.7)

Operating revenues:
Firm reservation fees	$179,724	$144,259	$35,465	24.6
Volumetric-based fees	152,004	176,893	(24,889)	(14.1)
Total operating revenues	331,728	321,152	10,576	3.3
Operating expenses:
Operating and maintenance	40,682	44,519	(3,837)	(8.6)
Selling, general and administrative	26,169	15,750	10,419	66.2
Depreciation	56,382	53,642	2,740	5.1
Gain on sale/exchange of long-lived assets	(9)	(12)	3	(25.0)
Other operating expenses	39	4,624	(4,585)	(99.2)
Total operating expenses	123,263	118,523	4,740	4.0
Operating income	$208,465	$202,629	$5,836	2.9

(a)For agreements structured with minimum volume commitments (MVCs), firm capacity includes volumes up to the contractual MVC and volumetric-based volumes includes volumes in excess of the contractual MVC.

Firm Reservation Fees. Firm reservation fee revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to increased affiliate revenue of approximately $33 million driven by additional contracted capacity and higher rates under certain gas gathering agreements with our Upstream segment.

Volumetric-Based Fees. Volumetric-based fee revenue decreased for the three months ended September 30, 2026 compared to the same period in 2025 due to decreased affiliate and third-party revenue. Affiliate revenue decreased approximately $20 million due primarily to lower usage under certain gas gathering agreements with our Upstream segment. Third-party revenue decreased approximately $5 million due primarily to lower usage.

Selling, General and Administrative Expense. Selling, general and administrative expense increased for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs and higher professional service costs.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (BBtu/d):
Firm capacity (a)	5,819	5,288	531	10.0
Volumetric-based volumes (a)	4,692	4,861	(169)	(3.5)
Total gathered volume	10,511	10,149	362	3.6

Operating revenues:
Firm reservation fees	$513,836	$480,547	$33,289	6.9
Volumetric-based fees	494,195	496,187	(1,992)	(0.4)
Total operating revenues	1,008,031	976,734	31,297	3.2
Operating expenses:
Operating and maintenance	129,895	121,425	8,470	7.0
Selling, general and administrative	66,267	44,068	22,199	50.4
Depreciation	168,331	157,098	11,233	7.2
Gain on sale/exchange of long-lived assets	(9)	(12)	3	(25.0)
Other operating expenses	74	14,920	(14,846)	(99.5)
Total operating expenses	364,558	337,499	27,059	8.0
Operating income	$643,473	$639,235	$4,238	0.7

(a)For agreements structured with MVCs, firm capacity includes volumes up to the contractual MVC and volumetric-based volumes includes volumes in excess of the contractual MVC.

Firm Reservation Fees. Firm reservation fee revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 due to increased affiliate and third-party revenue. Affiliate revenue increased approximately $21 million due primarily to additional contracted capacity under certain gas gathering agreements with our Upstream segment, partly offset by declining rate structures under certain gas gathering agreements with our Upstream segment. Third-party revenue increased approximately $12 million due primarily to increased contracted MVCs.

Volumetric-Based Fees. Volumetric-based fee revenue decreased for the nine months ended September 30, 2026 compared to the same period in 2025 due to decreased third-party revenue, partly offset by increased affiliate revenue. Third-party revenue decreased approximately $13 million due primarily to lower usage. Affiliate revenue increased approximately $11 million due primarily to the gathering assets acquired in the Olympus Energy Acquisition of approximately $46 million, partly offset by lower usage under certain gas gathering agreements with our Upstream segment.

Operating and Maintenance Expense. Operating and maintenance expense increased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher personnel costs and higher repairs and maintenance expense.

Selling, General and Administrative Expense. Selling, general and administrative expense increased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs and higher professional service costs.

Depreciation Expense. Depreciation expense increased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to depreciation of the gathering assets acquired in the Olympus Energy Acquisition and additional assets placed in service in 2026.

Other Operating Expense. During the nine months ended September 30, 2025, we recognized other operating expenses related to environmental reserves.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Transmission Results of Operations

	Three Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,330	4,701	(371)	(7.9)
Interruptible capacity	47	13	34	261.5
Total transmission pipeline throughput	4,377	4,714	(337)	(7.1)

Average firm transmission reservation commitments (BBtu/d)	4,975	4,851	124	2.6

Operating revenues:
Firm reservation fees	$106,404	$101,914	$4,490	4.4
Volumetric-based fees	23,642	34,799	(11,157)	(32.1)
Total operating revenues	130,046	136,713	(6,667)	(4.9)
Operating expenses:
Operating and maintenance	17,870	15,783	2,087	13.2
Selling, general and administrative	8,246	8,728	(482)	(5.5)
Depreciation	22,777	23,482	(705)	(3.0)
Amortization of intangible assets	3,333	3,333	—	—
Total operating expenses	52,226	51,326	900	1.8
Operating income	$77,820	$85,387	$(7,567)	(8.9)

(a)Firm capacity includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm Reservation Fees. Firm reservation fee revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to increased affiliate revenue of approximately $3 million related to increased firm reservation capacity and higher average reservation rates under certain agreements with our Upstream segment.

Volumetric-Based Fees. Volumetric-based fee revenue decreased for the three months ended September 30, 2026 compared to the same period in 2025 due to decreased affiliate revenue of approximately $11 million related to lower usage and lower overrun charges from our Upstream segment.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,572	4,358	214	4.9
Interruptible capacity	32	37	(5)	(13.5)
Total transmission pipeline throughput	4,604	4,395	209	4.8

Average firm transmission reservation commitments (BBtu/d)	5,213	4,890	323	6.6

Operating revenues:
Firm reservation fees	$339,251	$316,301	$22,950	7.3
Volumetric-based fees	93,412	101,266	(7,854)	(7.8)
Total operating revenues	432,663	417,567	15,096	3.6
Operating expenses:
Operating and maintenance	43,745	40,157	3,588	8.9
Selling, general and administrative	24,285	26,254	(1,969)	(7.5)
Depreciation	64,814	62,751	2,063	3.3
Amortization of intangible assets	9,999	9,999	—	—
Loss on sale/exchange of long-lived assets	725	349	376	107.7
Other operating expenses	2,250	(536)	2,786	(519.8)
Total operating expenses	145,818	138,974	6,844	4.9
Operating income	$286,845	$278,593	$8,252	3.0

(a)Firm capacity includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm Reservation Fees. Firm reservation fee revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 due to increased affiliate and third-party revenue. Affiliate revenue increased approximately $16 million due primarily to increased firm reservation capacity and higher average reservation rates under certain agreements with our Upstream segment. Third-party revenue increased approximately $7 million due primarily to increased short-term firm reservation winter capacity and higher average reservation rates under certain agreements with third parties.

Volumetric-Based Fees. Volumetric-based fee revenue decreased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to decreased affiliate revenue of approximately $11 million related to lower usage and lower overrun charges from our Upstream segment, partly offset by increased third-party revenue.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income Statement Items

	Three Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Operating revenues:
Loss on derivatives	$(4,626)	$—	$(4,626)	100.0
Other revenues	8,825	10	8,815	88,150.0
Total operating revenues	4,199	10	4,189	41,890.0
Operating expenses:
Operating and maintenance	1,824	—	1,824	100.0
Purchased commodities	8,183	—	8,183	100.0
Selling, general and administrative	19,451	15,663	3,788	24.2
Depreciation	6,970	6,013	957	15.9
Amortization of intangible assets	359	359	—	—
Gain on sale/exchange of long-lived assets	(16)	(22)	6	(27.3)
Other operating expenses	5,433	32,454	(27,021)	(83.3)
Total operating expenses	42,204	54,467	(12,263)	(22.5)
Operating loss	$(38,005)	$(54,457)	$16,452	(30.2)

Income from investments	$(43,688)	$(44,638)	$950	(2.1)
Other income	(780)	(472)	(308)	65.3
Loss on debt extinguishment	18	1,909	(1,891)	(99.1)
Interest expense, net	72,152	109,929	(37,777)	(34.4)
Income tax expense	86,682	129,266	(42,584)	(32.9)
Net income attributable to noncontrolling interests	66,386	71,354	(4,968)	(7.0)

Other Revenues. Other revenues increased for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to revenues from our operation of the propane assets acquired in the Blackline Midstream Acquisition.

Purchased Commodities. For the three months ended September 30, 2026, we recognized approximately $8 million of purchased commodities expense for propane inventory acquired in the Blackline Midstream Acquisition and subsequently sold as part of our operation of the acquired propane storage assets.

Other Operating Expenses. Other operating expenses decreased for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to approximately $21 million of transaction costs recognized in 2025 related to the Olympus Energy Acquisition.

Interest Expense, Net. Net interest expense decreased for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to the redemptions and repurchases of senior notes since the third quarter of 2025.

Income Tax Expense. See Note 6 to the Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Operating revenues:
Loss on derivatives	$(4,626)	$—	$(4,626)	100.0
Other revenues	8,839	121	8,718	7,205.0
Total operating revenues	4,213	121	4,092	3,381.8
Operating expenses:
Operating and maintenance	1,824	—	1,824	100.0
Purchased commodities	8,183	—	8,183	100.0
Selling, general and administrative	48,427	47,491	936	2.0
Depreciation	18,812	15,737	3,075	19.5
Amortization of intangible assets	1,078	1,078	—	—
Gain on sale/exchange of long-lived assets	(24)	(22)	(2)	9.1
Other operating expenses	13,612	187,325	(173,713)	(92.7)
Total operating expenses	91,912	251,609	(159,697)	(63.5)
Operating loss	$(87,699)	$(251,488)	$163,789	(65.1)

Income from investments	$(165,929)	$(138,274)	$(27,655)	20.0
Other income	(4,302)	(3,711)	(591)	15.9
Loss on debt extinguishment	29,887	19,478	10,409	53.4
Interest expense, net	244,381	333,166	(88,785)	(26.6)
Income tax expense	604,967	443,549	161,418	36.4
Net income attributable to noncontrolling interests	203,110	217,142	(14,032)	(6.5)

Other Revenues. Other revenues increased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to revenues from our operation of the propane assets acquired in the Blackline Midstream Acquisition.

Purchased Commodities. For the nine months ended September 30, 2026, we recognized approximately $8 million of purchased commodities expense for propane inventory acquired in the Blackline Midstream Acquisition and subsequently sold as part of our operation of the acquired propane storage assets.

Other Operating Expenses. Other operating expenses decreased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to approximately $134 million of expense, net of insurance recoveries, recognized in 2025 related to a securities class action settlement as well as approximately $25 million of transaction costs recognized in 2025 related to the Olympus Energy Acquisition.

Income from Investments. Income from investments increased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher equity earnings from our investment in the MVP Joint Venture (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $37 million and a favorable change in the fair value of our investment in the Investment Fund (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $14 million, partly offset by lower equity earnings from our investment in Laurel Mountain Midstream, LLC.

Loss on Debt Extinguishment. Loss on debt extinguishment increased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to the derecognition of unamortized fair value adjustments associated with debt redemptions, which resulted in a net loss of approximately $7 million in 2026 compared to a net gain of approximately $10 million in 2025, as well as higher net cash premiums, partly offset by lower financing fees. See Note 7 to the Condensed Consolidated Financial Statements for discussion of debt repayments during the nine months ended September 30, 2026.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net. Net interest expense decreased for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to the redemptions and repurchases of senior notes in 2025 and 2026.

Income Tax Expense. See Note 6 to the Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

Although we cannot provide any assurance, we believe cash flows from operating activities and availability under EQT's revolving credit facility and, beginning October 7, 2026, EQT's commercial paper program (the Commercial Paper Program), should be sufficient to meet our cash requirements, including, but not limited to, normal operating needs, debt service obligations, planned capital expenditures and commitments for at least the next twelve months and, based on current expectations, for the long term. EQT's revolving credit facility serves as a liquidity backstop for issuances under the Commercial Paper Program, and we intend to maintain available capacity under EQT's revolving credit facility in an amount at least equal to the aggregate principal amount of outstanding commercial paper notes issued under the Commercial Paper Program.

See Note 7 to the Condensed Consolidated Financial Statements for further information on the Commercial Paper Program.

Planned Capital Expenditures, Capital Contributions and Sales Volume

In the fourth quarter of 2026, we expect to spend approximately $725 million to $835 million in total capital expenditures. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under EQT's revolving credit facility and the Commercial Paper Program. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2026 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs.

In the fourth quarter of 2026, we expect to make approximately $30 million to $40 million of capital contributions to our equity method investments, including the MVP Joint Venture.

In the fourth quarter of 2026, we expect our sales volume, including expected curtailments, to be 550 Bcfe to 600 Bcfe.

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

In January 2026, we entered into an agreement with a third-party owner and operator of LNG vessels pursuant to which we have agreed to lease two vessels for a 10-year term, with lease commencement expected in 2028. The leases are anticipated to result in undiscounted future minimum lease payments of approximately $295 million per vessel. The leases have not been recognized in the Condensed Consolidated Balance Sheet as they have not yet commenced.

Sources and Uses of Cash

Operating Activities. Net cash provided by operating activities was approximately $5,186 million and $4,001 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was due primarily to higher sales of natural gas, NGLs and oil, resulting from higher average sales price, as well as favorable changes in working capital and lower net interest expense, partly offset by our receipt of a tax refund in 2025 and higher net cash settlements paid on derivatives.

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

Investing Activities. Net cash used in investing activities was approximately $2,311 million and $2,224 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was due primarily to increased capital expenditures and cash paid for the MVP A and MVP C Interest Acquisitions, including the portion paid by the BXCI Affiliate, partly offset by lower cash paid for the Blackline Midstream Acquisition in 2026 compared to cash paid for the Olympus Energy Acquisition in 2025.

The following table summarizes our capital expenditures by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Millions)
Upstream:
Reserve development	$366	$391	$1,147	$1,122
Land and lease	45	51	126	100
Other upstream infrastructure	12	19	60	47
Capitalized overhead, capitalized interest and other	35	30	97	80
Total Upstream	458	491	1,430	1,349
Gathering	151	105	414	263
Transmission	5	13	24	36
Other corporate items	24	9	44	21
Total capital expenditures	638	618	1,912	1,669
Add (deduct): Non-cash items (a)	9	9	(16)	7
Total cash capital expenditures	$647	$627	$1,896	$1,676

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

Financing Activities. Net cash used in financing activities was approximately $2,907 million and $1,743 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the primary uses of financing cash flows were the repayment and retirement of debt, distributions to the BXCI Affiliate and payment of dividends. The primary sources of financing cash flows for the nine months ended September 30, 2026 were capital contributions from the BXCI Affiliate related to the MVP A Interest Acquisition of approximately $98 million. For the nine months ended September 30, 2025, the primary uses of financing cash flows were the repayment and retirement of debt, payment of dividends, distributions to the BXCI Affiliate and net repayment of revolving credit facility borrowings.

See Note 9 to the Condensed Consolidated Financial Statements for further discussion of cash flows to and from the BXCI Affiliate.

On October 14, 2026, our Board of Directors declared a quarterly cash dividend of $0.17 per share of EQT common stock, payable on December 1, 2026, to shareholders of record at the close of business on November 4, 2026.

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

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under EQT's and Eureka Midstream, LLC's (Eureka) revolving credit facilities, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. EQT's revolving credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of September 30, 2026, we were in compliance with all provisions and covenants under our debt agreements. See Note 7 to the Condensed Consolidated Financial Statements for a discussion of borrowings under EQT's and Eureka's revolving credit facilities.

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

The table below reflects the credit ratings and rating outlooks assigned to EQT's debt instruments as of October 20, 2026.

	Senior Notes		Commercial Paper Notes
Rating Agency	Rating	Outlook	Rating
Moody's Investors Service, Inc. (Moody's)	Baa3	Positive	P-3
S&P Global Ratings (S&P)	BBB–	Positive	A-3
Fitch Ratings Service (Fitch)	BBB	Stable	F2

Changes in our credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under EQT's revolving credit facility and the Commercial Paper Program, the interest rate on our senior notes with adjustable rates, the rates available on new debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our over-the-counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of October 20, 2026. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q4 2026 (a)	Q1 2027	Q2 2027	Q3 2027	Q4 2027
Hedged Volume (MMDth)	108	62	156	174	70
Hedged Volume (MMDth/d)	1.2	0.7	1.7	1.9	0.8
Swaps – Short
Volume (MMDth)	—	—	83	100	45
Avg. Price ($/Dth)	$—	$—	$3.13	$3.14	$3.16
Calls – Short
Volume (MMDth)	108	62	73	74	25
Avg. Strike ($/Dth)	$5.13	$5.77	$4.51	$4.51	$4.51
Puts – Long
Volume (MMDth)	108	62	73	74	25
Avg. Strike ($/Dth)	$3.72	$3.65	$3.00	$3.00	$3.00
Puts – Short
Volume (MMDth)	—	25	73	74	25
Avg. Strike ($/Dth)	$—	$2.50	$2.50	$2.50	$2.50
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

A hypothetical decrease of 10% in the NYMEX natural gas price on September 30, 2026 and December 31, 2025 would increase the fair value of our natural gas derivative commodity instruments by approximately $113 million and $100 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on September 30, 2026 and December 31, 2025 would decrease the fair value of our natural gas derivative commodity instruments by approximately $114 million and $93 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on September 30, 2026 and December 31, 2025 to our natural gas derivative commodity instruments as of September 30, 2026 and December 31, 2025 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 5 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. As of September 30, 2026, there have been no material changes to our interest rate risk exposures described in the "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Market Risks. We are exposed to credit loss in the event of nonperformance by counterparties to our derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change. Approximately 78%, or $167 million, of our OTC derivative contracts outstanding at September 30, 2026 had a positive fair value. Approximately 62%, or $159 million, of our OTC derivative contracts outstanding at December 31, 2025 had a positive fair value. Otherwise, as of September 30, 2026, there have been no material changes to our market risk exposures described in the "Quantitative and Qualitative Disclosures About Market Risk – Other Market Risks" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2025 and in the "Legal Proceedings" section of our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 1A. Risk Factors

Except as set forth below, there are no material changes to the risk factors previously disclosed in the "Risk Factors" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Our acquisition of Range is subject to conditions, including certain conditions that are beyond our control and may not be satisfied. Failure to complete the Range Merger could have a material and adverse effect on us.

Completion of our acquisition of Range is subject to a number of conditions set forth in the Merger Agreement, including those described in Note 11 to the Condensed Consolidated Financial Statements. Some of the conditions, such as approval by our shareholders and Range's shareholders of the transaction and certain regulatory approvals, are beyond our control, which make the completion and timing of the completion of the Range Merger uncertain. In addition, the Merger Agreement contains certain termination rights for both Range and us, which if exercised, will also result in the Range Merger not being consummated. Furthermore, the governmental authorities from which regulatory approvals are required may impose conditions on the completion of the Range Merger or require changes to the terms of the Merger Agreement.

If the Range Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transaction, we will be subject to a number of risks, including the following: we will be required to pay our costs relating to the Range Merger, such as legal, accounting and financial advisory fees, whether or not the Range Merger is completed; time and resources committed by our management to matters relating to the Range Merger could otherwise have been devoted to pursuing other beneficial opportunities; and the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Range Merger will be completed. In addition to such risks, if the Merger Agreement is terminated and our Board of Directors seeks another acquisition, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the Range Merger.

If the Range Merger is completed, we may not achieve the anticipated benefits.

There can be no assurance that we will be able to successfully integrate Range and the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. If the combined company is not able to realize the anticipated benefits expected from the transaction within the anticipated timing or at all, the combined company's business, financial condition and operating results may be adversely affected, the combined company's earnings per share may be diluted, the accretive effect of the Range Merger may decrease or be delayed and the share price of the combined company may be negatively impacted. The integration of the two companies will require significant time and focus from management following the Range Merger and could result in performance shortfalls as a result of the diversion of management's attention to such integration efforts. Difficulties in integrating Range into our company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies on the anticipated timeline. Potential difficulties that may be encountered in the integration process include, among others, complexities associated with managing a larger business; potential unknown liabilities and unforeseen expenses associated with Range; and inconsistencies between the two companies' standards, controls, procedures and policies. In addition, our business may be negatively impacted following the Range Merger if we are unable to effectively manage our expanded operations.

The Range Merger may be completed even though material adverse changes, such as industry-wide changes or other events, subsequent to the announcement of the transaction may occur.

Although one of the conditions to the consummation of the transaction is there being no Company Material Adverse Effect and no Parent Material Adverse Effect (each as defined in the Merger Agreement) having occurred since the date of the Merger Agreement, some types of changes do not permit the parties to refuse to complete the transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Range's financial condition or results of operations due to general economic conditions would not give us the right to refuse to complete the Range Merger. In such a case, our business and financial results after the Range Merger may be negatively affected.

We will be subject to business uncertainties while the Range Merger is pending, which could adversely affect our business, and the Range Merger may disrupt our current plans or operation.

It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us in connection with the pendency of the Range Merger or they might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Range Merger, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Range Merger is completed.

In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Range Merger, including the ability in certain cases to acquire certain assets, which could delay or otherwise adversely affect our ability to execute certain of our business strategies and could negatively affect our business and operations.

The Merger Agreement limits our ability to pursue alternatives to the Range Merger.

In the Merger Agreement, we have agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. In addition, upon termination of the Merger Agreement under certain circumstances specified therein, we would be required to pay Range a termination fee equal to $1,148 million. These provisions could discourage a potential acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of EQT from considering or pursuing an alternative transaction with us or proposing such a transaction. These provisions might also result in a potential acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

We are expected to incur significant transaction costs in connection with the acquisition of Range, which may be in excess of those anticipated by us.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Range Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Range Merger is completed, and could have an adverse effect on our financial condition and operating results following the completion of the transaction.

We may be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Range Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Range Merger, that injunction may delay or prevent the transaction from being completed, which may adversely affect our business, financial position and results of operations, as described in the first risk factor in this Item 1A.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the third quarter of 2026.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of EQT common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of EQT common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. Further, on December 18, 2024, we announced that our Board of Directors approved an additional two-year extension of the Share Repurchase Program. As a result of the most recent extension, the Share Repurchase Program will expire on December 31, 2026, but it may be suspended, modified or discontinued at any time without prior notice. Repurchases under the Share Repurchase Program may be made from time to time in amounts at prices we deem appropriate and will be subject to a variety of factors, including the market price of EQT common stock, general market and economic conditions, applicable legal requirements and other considerations. As of September 30, 2026, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended September 30, 2026, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01*	Agreement and Plan of Merger, dated as of October 25, 2026, by and among EQT Corporation, EQT Holdings LLC, Rhino Merger Sub Inc., Rhino Merger Sub LLC and Range Resources Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on October 26, 2026.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02	Amended and Restated Bylaws of EQT Corporation (Amended through October 16, 2025).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on October 20, 2025.
10.01	Form of Commercial Paper Dealer Agreement between EQT Corporation and the Dealer party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on October 7, 2026.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

* Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQT agrees to provide a copy of any omitted schedule or exhibit to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer (Principal Financial Officer)
Date: October 28, 2026